Form 10-Q
period 2026-06-30
Forefront Tech Holdings Acquisition Corp
filed 2026-08-13
CIK 2097986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

Grand Cayman, Cayman Islands KY1-1106

(Address of principal executive offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2026, there were 10,370,000 Class A ordinary shares, $0.0001 par value and 3,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets
Cash	$1,042,341	$—
Prepaid expenses and insurance	160,901	6,922
Due from related party	714	—
Total current assets	1,203,956	6,922
Deferred offering costs	—	93,641
Long-term prepaid insurance	75,000	—
Investments held in Trust Account	100,860,408	—
Total Assets	$102,139,364	$100,563

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$47,783	$30,940
Accrued offering costs	75,000	75,626
Promissory note – related party	—	25,368
Total current liabilities	122,783	131,934
Deferred legal fees	17,020	—
Deferred underwriting fee	3,000,000	—
Total Liabilities	3,139,803	131,934

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 10,000,000 shares at redemption value of $10.09 per share at June 30, 2026 and no shares subject to possible redemption at December 31, 2025	100,860,408	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 370,000 and 0 shares issued and outstanding (excluding 10,000,000 and 0 shares subject to possible redemption) at June 30, 2026 and December 31, 2025, respectively	37	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,333,333 and 3,833,333 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively (1)	333	383
Additional paid-in capital	—	24,617
Accumulated deficit	(1,861,217)	(56,371)
Total Shareholders’ Deficit	(1,860,847)	(31,371)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$102,139,364	$100,563

(1)	Includes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On June 15, 2026, the over-allotment option expired unexercised, and, as such, Class B ordinary shares were no longer subject to forfeiture and 500,000 shares have been forfeited (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative expenses	$207,757	$239,662
Loss from operations	(207,757)	(239,662)

Other income (expense):
Change in fair value of over-allotment option liability	78,900	78,900
Interest earned on investments held in Trust Account	560,408	560,408
	639,308	639,308
Net income	$431,551	$399,646

Weighted average shares outstanding, Class A redeemable ordinary shares	6,913,333	3,456,667

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.04	$0.06

Weighted average shares outstanding, Class B ordinary shares (1)	3,333,333	3,333,333

Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.06

(1)	Excludes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On June 15, 2026, the over-allotment option expired unexercised, and, as such, Class B ordinary shares were no longer subject to forfeiture and 500,000 shares have been forfeited (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	3,833,333	$383	$24,617	$(56,371)	$(31,371)

Net loss	—	—	—	—	—	(31,905)	(31,905)

Balance – March 31, 2026	—	—	3,833,333	383	24,617	(88,276)	(63,276)

Sale of 370,000 Private Placement Units	370,000	37	—	—	3,699,963	—	3,700,000

Fair value of Public Warrants at issuance	—	—	—	—	2,050,000	—	2,050,000

Allocated value of transaction costs to Private Placement Units and Public Warrants	—	—	—	—	(123,333)	—	(123,333)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(5,651,247)	(2,204,542)	(7,855,789)

Forfeiture of Founder Shares	—	—	(500,000)	(50)	—	50	—

Net income	—	—	—	—	—	431,551	431,551

Balance – June 30, 2026	370,000	$37	3,333,333	$333	$—	$(1,861,217)	$(1,860,847)

(1)	Includes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On June 15, 2026, the over-allotment option expired unexercised, and, as such, Class B ordinary shares were no longer subject to forfeiture and 500,000 shares have been forfeited (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash flows from operating activities:
Net income	$399,646
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative expenses through promissory note – related party	56,739
Interest earned on investments held in Trust Account	(560,408)
Change in fair value of over-allotment option liability	(78,900)
Changes in operating assets and liabilities:
Prepaid expenses and insurance	(115,629)
Long-term prepaid insurance	(75,000)
Accounts payable and accrued expenses	16,844
Net cash used in operating activities	(356,708)

Cash flows from investing activities:
Investment of cash in Trust Account	(100,300,000)
Net cash used in investing activities	(100,300,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	98,500,000
Proceeds from sale of Private Placement Units	3,700,000
Due from related party	(714)
Repayment of Promissory Note – related party	(167,464)
Payment of offering costs	(332,773)
Net cash provided by financing activities	101,699,049

Net change in cash	1,042,341
Cash, beginning of the period	—
Cash, end of the period	$1,042,341

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$626
Deferred underwriting fee payable	$3,000,000
Prepaid services paid by Sponsor through promissory note – related party	$38,350
Deferred legal fee	$17,020
Over-allotment option liability	$78,900

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 1 — Organization and Business Operations

Forefront Tech Holdings Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on November 3, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. Although the Company currently intends to focus on target businesses in the technology industry, the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from November 3, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 370,000 private placement units (each, a “Private Placement Unit”), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and BTIG, LLC, generating gross proceeds of $3,700,000. Of those Private Placement Units, the Sponsor purchased 355,000 Private Placement Units and BTIG, LLC purchased 15,000 Private Placement Units (see Note 4).

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

JUNE 30, 2026

(Unaudited)

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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.03 per public share.

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

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder shares (as defined in Note 5), private shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

Liquidity and Capital Resources

The Company’s liquidity needs up to May 1, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. The Company has since completed its Initial Public Offering on May 1, 2026, at which time capital in excess of the funds deposited in Trust Account and used to fund offering expenses and repay outstanding unsecured promissory note, was released to the Company for general capital purposes. As of June 30, 2026, the Company had $1,042,341 in cash and had working capital of $1,081,173.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such working capital loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026, no such working capital loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the actual costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination exceed the Company’s estimates, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of th financial statements.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 5, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 7, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,042,341 and $0 in cash as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account amounting to $100,860,408 are held in U.S. Treasury bills and money market funds. As of December 31, 2025, there were no assets held in the Trust Account. As of June 30, 2026, the assets held in the Trust Account are held in money market funds that are invested primarily in U.S. Treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to public warrants	(2,050,000)
Proceeds allocated to over-allotment option	(78,900)
Class A ordinary shares issuance costs	(4,866,481)
Plus:
Accretion of carrying value to redemption value	7,855,789
Class A ordinary shares subject to possible redemption, June 30, 2026	$100,860,408

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Placement Units were charged to shareholders’ deficit as the warrants, after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 (unaudited) and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and were accounted for as a liability as of the Initial Public Offering on May 1, 2026, pursuant to FASB ASC 480 if not fully exercised at the time of the Initial Public Offering.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Warrant Instruments

The Company accounts for the Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 5,000,000 Public Warrants (as defined in Note 3)and 185,000 Private Placement Warrants issued and outstanding as of June 30, 2026 and none as of December 31, 2025.

Net Income per Class B Ordinary Share

Net income per Class B ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per Class B ordinary share is the same as basic income per Class B ordinary share for the periods presented.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
Basic and diluted net income per ordinary share:	Redeemable Class A	Class B	Redeemable Class A	Class B
Numerator:
Allocation of net income	$290,115	$141,436	$203,453	$196,193
Denominator:
Weighted-average shares outstanding	6,837,363	3,333,333	3,456,667	3,333,333
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.06	$0.06

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering on May 1, 2026, the Sponsor and BTIG purchased an aggregate of 370,000 units, consisting of one Class A ordinary share and one-half warrant (“Private Placement Warrant”) in which each whole warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $10.00 per unit, or $3,700,000 in the aggregate. Of these Private Placement Units, the Sponsor purchased 355,000 Private Placement Units and BTIG purchased 15,000 Private Placement Units. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), private shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and private shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

On April 22, 2026, as amended and restated, Next Lion Limited signed the Share Award Agreement whereby Next Lion Limited agreed to allot 125,000 Founder Shares to the independent directors and officers of the Company for no consideration. The shares shall vest only upon the consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination and is liquidated, or if the Business Combination fails to occur for any reason, the shares shall not vest and this agreement shall terminate with no obligation on the part of the Sponsor to transfer any shares to the recipients. Any stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified). As of June 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing date of the Initial Public Offering. As of June 30, 2026 (unaudited) and December 31, 2025, there was $0 and $25,368 outstanding under the promissory note, respectively. The outstanding amount of $167,464 was repaid at the closing of the Initial Public Offering on May 1, 2026. Borrowings under the promissory note are no longer available.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Due from Related Party

As of June 30, 2026, the Company has a receivable of $714 from the Chief Financial Officer, representing the difference between a $4,000 advance made to the Chief Financial Officer to cover payment of miscellaneous working capital expenses and $3,286 in actual expenses incurred and paid by the Company. The remaining amount of $714 will be used to cover future recurring miscellaneous expenses.

Administrative Services Agreement

Commencing on April 29, 2026, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2026, no such Working Capital Loans were outstanding.

 Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and long-standing the United States-Iran tensions— including disputes over Iran’s nuclear program, and proxy friction across the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, while taking direct military, diplomatic, and sanction-based actions against Iran and its regional network, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions or retaliatory military developments could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Registration Rights

The holders of the Founder Shares, Private Placement Units and the Class A ordinary shares underlying the warrants contained in such Private Placement Units and Units that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any. The over-allotment option had been expired on June 15, 2026.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 per share. At June 30, 2026, there were 370,000 Class A ordinary shares issued or outstanding, excluding 10,000,000 shares subject to possible redemption, and at December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 per share. On November 18, 2025, the Company issued an aggregate of 3,833,333 Class B ordinary shares, $0.0001 par value, in exchange for a $25,000 payment (approximately $0.007 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 500,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On June 15, 2026, the over-allotment option expired unexercised, and, as such, Class B ordinary shares were no longer subject to forfeiture and 500,000 have been forfeited, resulting in 3,333,333 Class B ordinary shares issued and outstanding at June 30, 2026.

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

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Warrants — As of June 30, 2026 (unaudited), there are 5,000,000 Public Warrants and 185,000 Private Placement Warrants outstanding. As of December 31, 2025, no warrants are outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

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

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The over-allotment option was accounted for as a liability in accordance with FASB ASC Topic 815-40 and was presented within liabilities on the condensed balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with change in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statements of operations.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The fair value of the over-allotment option liability is $78,900. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. As a result of the expiration of the over-allotment option and forfeiture of the unexercised portion, the over-allotment option liability was derecognized as of June 30, 2026.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

May 1, 2026
Volatility	1.67%
Risk-free rate (continuous)	3.71%
Stock price	$10.00
Expected term (years)	0.12
Fair value of over-allotment option	$0.05

The following table presents the change in the fair value of the over-allotment option liability for the three months and six months ended June 30 ,2026

Over-allotment option liability
Fair value as of May1, 2026	$78,900
Change in fair value of Over-Allotment Option liability	(78,900)
Fair value as of June 30, 2026	$—

The fair value of the Public Warrants is $2,050,000 or $0.41 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

May 1, 2026
Volatility	21.57%
Risk-free rate (continuous)	4.16%
Stock price	$9.76
Warrant term (years)	7
Probability of de-SPAC and market adjustment	18.01%

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026 (Unaudited)	December 31, 2025
Cash	$1,042,341	$—
Investments held in Trust Account	$100,860,408	$—

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative expenses	$207,757	$239,662
Change in fair value of over-allotment option liability	$78,900	$78,900
Interest earned on investments held in Trust Account	$560,408	$560,408

General and administrative expenses are regularly reviewed and monitored by the CODM to manage and forecast cash flows and to ensure that sufficient capital is available to complete a Business Combination within the required business combination period. The CODM also evaluates these expenses to oversee, maintain, and enforce contractual agreements and to confirm that costs remain consistent with approved agreements and budgets. General and administrative expenses reported in the unaudited condensed statements of operations represent the significant segment expenses routinely provided to the CODM.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM reviews the interests and/or dividends earned and accrued on investments held in Trust Accounts to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Accounts funds while maintaining compliance with the Trust Agreement..

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on November 3, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 3, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $431,551, which consisted of general and administrative expense of $207,757 offset by change in fair value of Over-Allotment Option liability of $78,900 and interest earned on investments held in the Trust Account of $560,408.

For the six months ended June 30, 2026, we had a net income of $399,646, which consisted of general and administrative expense of $239,662 offset by change in fair value of Over-Allotment Option liability of $78,900 and interest earned on cash and investments held in the Trust Account of $560,408.

Liquidity and Capital Resources

On May 1, 2026, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 370,000 Private Placement Units, at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and BTIG, LLC, generating gross proceeds of $3,700,000.

Following the Initial Public Offering and the sale of the Private Units, a total of $100,300,000 was placed in the Trust Account. We incurred $4,989,814, consisting of $1,500,000 of cash underwriting fees, $3,000,000 of deferred underwriting fees, and $489,814 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $356,708. Net income of $399,646 was affected by interest earned on investments held in the Trust Account of $560,408 a $78,900 change in the fair value of the Over-Allotment Option liability, payments of general and administrative cost through promissory note - related party of $56,739. Changes in operating assets and liabilities used $173,785 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $100,860,408 (including approximately $560,408 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $1,042,341. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Sponsor or one of its affiliates an aggregate of up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, other than the fair value of the Public Warrants, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

Date: August 13, 2026	By:	/s/ Peter Bilitsch
	Name:	Peter Bilitsch
	Title:	Chief Executive Officer and Director
(Principal executive officer)

Date: August 13, 2026	By:	/s/ Muk Siew Peng
	Name:	Muk Siew Peng
	Title:	Chief Financial Officer and Director
(Principal financial and accounting officer)