Form 10-Q
period 2026-09-30
Forefront Tech Holdings Acquisition Corp
filed 2026-11-12
CIK 2097986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(Registrant’s telephone number)

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

As of November 10, 2026, there were 10,370,000 Class A ordinary shares, $0.0001 par value and 3,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
Assets:
Current assets
Cash	$885,826	$—
Prepaid expenses and insurance	128,202	6,922
Due from related party	1,009	—
Total current assets	1,015,037	6,922
Deferred offering costs	—	93,641
Long-term prepaid insurance	52,500	—
Investments held in Trust Account	101,774,693	—
Total Assets	$102,842,230	$100,563

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$5,312	$30,940
Accrued offering costs	75,000	75,626
Promissory note – related party	—	25,368
Total current liabilities	80,312	131,934
Deferred legal fees	17,020	—
Deferred underwriting fee	3,000,000	—
Total Liabilities	3,097,332	131,934

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 10,000,000 shares at redemption value of $10.18 per share at September 30, 2026 and no shares subject to possible redemption at December 31, 2025	101,774,693	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 370,000 and 0 shares issued and outstanding (excluding 10,000,000 and 0 shares subject to possible redemption) at September 30, 2026 and December 31, 2025, respectively	37	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,333,333 and 3,833,333 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively (1)	333	383
Additional paid-in capital	—	24,617
Accumulated deficit	(2,030,165)	(56,371)
Total Shareholders’ Deficit	(2,029,795)	(31,371)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$102,842,230	$100,563

(1)	As of December 31, 2025, includes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On June 15, 2026, the over-allotment option expired unexercised, and, as such, Class B ordinary shares were no longer subject to forfeiture and 500,000 shares have been forfeited (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
General and administrative expenses	$168,948	$408,610
Loss from operations	(168,948)	(408,610)

Other income (expense):
Change in fair value of over-allotment option liability	—	78,900
Interest earned on investments held in Trust Account	914,285	1,474,693
Total other income (expense), net	914,285	1,553,593
Net income	$745,337	$1,144,983

Weighted average shares outstanding, Class A ordinary shares	10,370,000	5,795,000

Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.13

Weighted average shares outstanding, Class B ordinary shares (1)	3,333,333	3,333,333

Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.13

(1)	Excludes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On June 15, 2026, the over-allotment option expired unexercised, and, as such, Class B ordinary shares were no longer subject to forfeiture and 500,000 shares have been forfeited (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	3,833,333	$383	$24,617	$(56,371)	$(31,371)

Net loss	—	—	—	—	—	(31,905)	(31,905)

Balance – March 31, 2026 (unaudited)	—	—	3,833,333	383	24,617	(88,276)	(63,276)

Sale of 370,000 Private Placement Units	370,000	37	—	—	3,699,963	—	3,700,000

Fair value of Public Warrants at issuance	—	—	—	—	2,050,000	—	2,050,000

Allocated value of transaction costs to Private Placement Units and Public Warrants	—	—	—	—	(123,333)	—	(123,333)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(5,651,247)	(2,204,542)	(7,855,789)

Forfeiture of Founder Shares	—	—	(500,000)	(50)	—	50	—

Net income	—	—	—	—	—	431,551	431,551

Balance – June 30, 2026 (unaudited)	370,000	37	3,333,333	333	—	(1,861,217)	(1,860,847)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(914,285)	(914,285)

Net income	—	—	—	—	—	745,337	745,337

Balance – September 30, 2026 (unaudited)	370,000	$37	3,333,333	$333	$—	$(2,030,165)	$(2,029,795)

(1)	Includes up to 500,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On June 15, 2026, the over-allotment option expired unexercised, and, as such, Class B ordinary shares were no longer subject to forfeiture and 500,000 shares have been forfeited (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash flows from operating activities:
Net income	$1,144,983
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative expenses through promissory note – related party	56,739
Interest earned on investments held in Trust Account	(1,474,693)
Change in fair value of over-allotment option liability	(78,900)
Changes in operating assets and liabilities:
Prepaid expenses and insurance	(82,930)
Due from related party	(1,009)
Long-term prepaid insurance	(52,500)
Accounts payable and accrued expenses	(25,628)
Net cash used in operating activities	(513,938)

Cash flows from investing activities:
Investment of cash in Trust Account	(100,300,000)
Net cash used in investing activities	(100,300,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	98,500,000
Proceeds from sale of Private Placement Units	3,700,000
Repayment of Promissory Note – related party	(167,464)
Payment of offering costs	(332,772)
Net cash provided by financing activities	101,699,764

Net change in cash	885,826
Cash, beginning of the period	—
Cash, end of the period	$885,826

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$(626)
Deferred underwriting fee payable	$3,000,000
Prepaid services paid by Sponsor through promissory note – related party	$38,350
Deferred legal fees charged to offering costs	$17,020
Initial measurement of over-allotment option liability	$78,900

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Note 1 — Organization and Business Operations

Forefront Tech Holdings Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on November 3, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. Although the Company currently intends to focus on target businesses in the technology industry, the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from November 3, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Upon the closing of the Initial Public Offering on May 1, 2026, an amount of $100,300,000 ($10.03 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, was placed in a trust account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

SEPTEMBER 30, 2026

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

Going Concern, Liquidity and Capital Resources

The Company’s liquidity needs up to May 1, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. The Company has since completed its Initial Public Offering on May 1, 2026, at which time capital in excess of the funds deposited in Trust Account and used to fund offering expenses and repay outstanding unsecured promissory note, was released to the Company for general capital purposes. As of September 30, 2026, the Company had $885,826 in cash and had working capital of $934,725.

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes its initial Business Combination, the Company would repay such working capital loans. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by the Sponsor or its affiliates, or the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026, no such working capital loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the actual costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination exceed the Company’s estimates, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements. In addition, if the Company is unable to complete an initial Business Combination within the Completion Window, November 1, 2027, then the Company will cease all operations except for the purpose of winding up. The Company’s date for mandatory liquidation and subsequent dissolution, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date, however, there is no assurance that the Company will be able to successfully effect a Business Combination. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 5, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 7, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $885,826 and $0 in cash as of September 30, 2026 and December 31, 2025, respectively and no cash equivalents.

Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account amounting to $101,774,693 are held in money market funds. As of December 31, 2025, there were no assets held in the Trust Account. As of September 30, 2026, the assets held in the Trust Account are held in money market funds that are invested primarily in U.S. Treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to public warrants	(2,050,000)
Proceeds allocated to over-allotment option	(78,900)
Class A ordinary shares issuance costs	(4,866,481)
Plus:
Accretion of carrying value to redemption value	7,855,789
Class A ordinary shares subject to possible redemption, June 30, 2026	100,860,408
Plus:
Accretion of carrying value to redemption value	914,285
Class A ordinary shares subject to possible redemption, September 30, 2026	$101,774,693

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature other than the Trust Account.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC 815. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 5,000,000 Public Warrants (as defined in Note 3) and 185,000 Private Placement Warrants issued and outstanding as of September 30, 2026 and none as of December 31, 2025.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period. As of September 30, 2026, the inclusion of financial instruments in the calculation of earnings per share is contingent on a future event. As a result, diluted net income per Ordinary Share is the same as basic net income per ordinary share for the periods presented.

With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
Basic and diluted net income per ordinary share:	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$564,034	$181,303	$726,877	$418,106
Denominator:
Weighted-average shares outstanding	10,370,000	3,333,333	5,795,000	3,333,333
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.13	$0.13

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

SEPTEMBER 30, 2026

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

On April 22, 2026, as amended and restated, Next Lion Limited signed the Share Award Agreement whereby Next Lion Limited agreed to allot 125,000 Founder Shares to the independent directors and officers of the Company for no consideration. The total fair value of the 125,000 Founder Shares allotted to the independent directors and officers on April 22, 2026 was $210,131 or approximately $1.68 per share. The Company established the initial fair value of the allotted Founder Shares on April 22, 2026, using a calculation prepared by third-party valuation experts, which takes into consideration the present value of stock of $9.77, implied probability of a business combination of 18.70% and discount for lack of marketability of 8%. The shares shall vest only upon the consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination and is liquidated, or if the Business Combination fails to occur for any reason, the shares shall not vest and this agreement shall terminate with no obligation on the part of the Sponsor to transfer any shares to the recipients. Any stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified). As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing date of the Initial Public Offering. As of September 30, 2026 and December 31, 2025, there was $0 and $25,368 outstanding under the promissory note, respectively. The outstanding amount of $167,464 was repaid at the closing of the Initial Public Offering on May 1, 2026. Borrowings under the promissory note are no longer available.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Due from Related Party

As of September 30, 2026, the Company has a receivable of $1,009 from the Chief Financial Officer, representing the difference between a $5,000 advance made to the Chief Financial Officer to cover payment of miscellaneous working capital expenses, offset by $3,991 in expenses paid for nine months ended September 30, 2026. The remaining amount of $1,009 will be used to cover future recurring miscellaneous expenses.

Administrative Services Agreement

Commencing on April 29, 2026, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2026, the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and long-standing the United States-Iran tensions, including disputes over Iran’s nuclear program, and proxy friction across the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to Eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, while taking direct military, diplomatic, and sanction-based actions against Iran and its regional network, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions or retaliatory military developments could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

SEPTEMBER 30, 2026

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

Underwriters’ Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 units to cover over-allotments, if any. The over-allotment option expired on June 15, 2026.

The underwriters were entitled to a cash underwriting discount of $0.15 per Unit, or $1,500,000 in the aggregate, which was paid to the underwriters upon the closing of the Initial Public Offering.

Additionally, the underwriters are entitled to a deferred underwriting discount of $0.30 per Unit, or $3,000,000 in the aggregate, payable to the representative on behalf of the underwriters only upon the consummation of an initial Business Combination. The deferred underwriting discounts will be payable to the underwriters upon the closing of the initial Business Combination in two portions, as follows: (i) $0.15 per Unit sold in the Initial Public Offering shall be paid to the underwriters in cash, and (ii) up to $0.15 per Unit sold in the Initial Public Offering shall be paid to the underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with an initial Business Combination.

Deferred Legal Fees

As of September 30, 2026 and December 31, 2025, the Company had total deferred legal fees of $17,020 and $0, respectively, which were related to the Initial Public Offering and charged to offering costs, all of which is to be paid to the Company’s legal advisors upon consummation of its Initial Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying condensed balance sheets as of September 30, 2026 and December 31, 2025.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 per share. At September 30, 2026, there were 370,000 Class A ordinary shares issued or outstanding, excluding 10,000,000 shares subject to possible redemption, and at December 31, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 per share. On November 18, 2025, the Company issued an aggregate of 3,833,333 Class B ordinary shares, $0.0001 par value, in exchange for a $25,000 payment (approximately $0.007 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 500,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On June 15, 2026, the over-allotment option expired unexercised, and, as such, Class B ordinary shares were no longer subject to forfeiture and 500,000 shares have been forfeited, resulting in 3,333,333 Class B ordinary shares issued and outstanding at September 30, 2026.

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

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Warrants — As of September 30, 2026, there are 5,000,000 Public Warrants and 185,000 Private Placement Warrants outstanding. As of December 31, 2025, no warrants are outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

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

SEPTEMBER 30, 2026

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

The over-allotment option was accounted for as a liability in accordance with FASB ASC 480 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with change in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statements of operations.

FOREFRONT TECH HOLDINGS ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

As of the closing of the Initial Public Offering on May 1, 2026, the fair value of the over-allotment option liability was $78,900. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. As a result of the expiration of the over-allotment option and forfeiture of the unexercised portion, the over-allotment option liability was derecognized upon expiration of the over-allotment option on June 15, 2026.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

May 1, 2026
Volatility	1.67%
Risk-free rate (continuous)	3.71%
Share price	$10.00
Expected term (years)	0.12
Fair value of over-allotment option	$0.05

The following table presents the change in the fair value of the over-allotment option liability for the nine months ended September 30, 2026:

Over-allotment option liability
Fair value as of May 1, 2026	$78,900
Change in fair value of Over-Allotment Option liability	(78,900)
Fair value as of September 30, 2026	$—

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

May 1, 2026
Volatility	21.57%
Risk-free rate (continuous)	4.16%
Share price	$9.76
Warrant term (years)	7
Probability of de-SPAC and market adjustment	18.01%

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

SEPTEMBER 30, 2026

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2026 (unaudited)	December 31, 2025
Cash	$885,826	$—
Investments held in Trust Account	$101,774,693	$—

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
General and administrative expenses	$168,948	$408,610
Change in fair value of over-allotment option liability	$—	$78,900
Interest earned on investments held in Trust Account	$914,285	$1,474,693

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

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM reviews the interests and/or dividends earned and accrued on investments held in Trust Accounts to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Accounts funds while maintaining compliance with the Trust Agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 3, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $745,337, which consisted of general and administrative expense of $168,948 offset by interest earned on investments held in the Trust Account of $914,285.

For the nine months ended September 30, 2026, we had a net income of $1,144,983, which consisted of general and administrative expense of $408,610 offset by change in fair value of Over-Allotment Option liability of $78,900 and interest earned on cash and investments held in the Trust Account of $1,474,693.

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

For the nine months ended September 30, 2026, cash used in operating activities was $513,938. Net income of $1,144,983 was affected by interest earned on investments held in the Trust Account of $1,474,693 a $78,900 change in the fair value of the Over-Allotment Option liability, payments of general and administrative cost through promissory note - related party of $56,739. Changes in operating assets and liabilities used $162,067 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $101,774,693 (including approximately $1,474,693 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $885,826. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units and their underlying securities would be identical to the Private Placement Units, including as to exercise price, exercisability and exercise period of the underlying warrants

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the actual costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination exceed the Company’s estimates, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements. In addition, if the Company is unable to complete an initial Business Combination within the Completion Window, November 1, 2027, then the Company will cease all operations except for the purpose of winding up. The Company’s date for mandatory liquidation and subsequent dissolution, should a Business Combination not occur, raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the mandatory liquidation date, however, there is no assurance that the Company will be able to successfully effect a Business Combination. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Additionally, the underwriters are entitled to a deferred underwriting discount of $0.30 per Unit, or $3,000,000 in the aggregate, payable to the representative on behalf of the underwriters only upon the consummation of an initial Business Combination. The deferred underwriting discount will be payable to the underwriters upon the closing of the initial Business Combination in two portions, as follows: (i) $0.15 per Unit sold in the Initial Public Offering shall be paid to the underwriters in cash, and (ii) up to $0.15 per Unit sold in the Initial Public Offering shall be paid to the underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with an initial Business Combination.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, other than the fair value of the Public Warrants, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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

We incurred a total of $4,989,814, consisting of $1,500,000 of cash underwriting fee, $3,000,000 of deferred underwriting fee (see additional discussion in Note 6 of the financial statements contained elsewhere in this Report), and $489,814 of other offering costs.

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

FOREFRONT TECH HOLDINGS ACQUISITION CORP

Date: November 10, 2026	By:	/s/ Peter Bilitsch
	Name:	Peter Bilitsch
	Title:	Chief Executive Officer and Director
(Principal executive officer)

Date: November 10, 2026	By:	/s/ Muk Siew Peng
	Name:	Muk Siew Peng
	Title:	Chief Financial Officer and Director
(Principal financial and accounting officer)